Form 10QSB
period 2001-06-30
POLYCERA CORP/WA
filed 2001-08-10
CIK 1079554

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended June 30, 2001.

                        Commission File No: 000-28801

                          POLYCERA CORPORATION
                 (Name of small business in its charter)

         NEVADA                                      94-3348433
         ------                                      ----------
        (State or other                        (IRS Employer Id. No.)
         jurisdiction of Incorporation)

         7011 South Brookshire Court
         Spokane, Washington                           99223
         -------------------                           -----
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2001, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                          Polycera Corporation
                      (A Development Stage Company)
                         Unaudited Balance Sheets
                As of June 30, 2000 and June 30, 2001

                                                 June 30,    June 30,
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

                           Polycera Corporation
                      (A Development Stage Company)
                          Statement of Operations
             For the Three Months Ended June 30, 2000 and
                    June 30, 2001 and for the Period
         From Inception (February 16, 1999) through June 30, 2001

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     June 30,      June 30,    June 30,
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

                           Polycera Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                 For the Three Months Ended June 30, 2000 and
                    June 30, 2001 and for the Period
         From Inception (February 16, 1999) through June 30, 2001

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     June 30,     June 30,  June 30,
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

                             Polycera Corporation
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                               June 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Polycera Corporation was Corporation on February 11, 1999, under the laws of the State of Nevada, for the purpose of engaging in any lawful business. The Company has elected to report on a calendar year basis.

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of June 30, 2001, 5,000,000 shares of Common Stock had been issued and were outstanding.

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

As of June 30, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization. Consequently, the Company's balance sheet for the quarter ended June 30, 2001, reflects a total asset value of $5,000.

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

Results of Operations.

During the period from February 11, 1999 (inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced no cumulative net losses.

As of the end of its first quarter ending June 30, 2001, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning any business combination transaction between the Company and any other entity. The Company's immediate business plan is to pursue a possible business combination transaction. The predicted time frame and methodology of a possible business combination transaction, as of the date of this filing, has not been determined. A business combination transaction is considered possible but not probable. The Company plans to continue with its business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) None

(b) Reports on Form 8-K - No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYCERA CORPORATION
(Registrant)

Date:  August 8, 2001

By: /s/ Kevin Nichols
    -----------------
        Kevin Nichols
        President and Director