Form 10KSB
period 2001-12-31
POLYCERA CORP/WA
filed 2002-03-21
CIK 1079554

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of March 20, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 20, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,000,000 shares.

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

As of the end of its fiscal year ending December 31, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year that ended December 31, 2001.

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

During the period from February 11, 1999 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. The Company received no revenues during this period.

For the fiscal year ending December 31, 2002, the Company may incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                          POLYCERA CORPORATION
                      AUDITED FINANCIAL STATEMENTS

As of December 31, 2000 and 2001, the years then ended, and for the Period from February 11, 1999 (date of inception) through December 31, 2001.

Independent Auditor's Report

Financial Statements:
 Balance Sheets
  as of December 31, 2000 and 2000

Statements of Operations
 for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (date of inception) through December 31, 2001.

Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (date of inception) through December 31, 2001.

Statements of Cash Flows
 for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (date of inception) through December 31, 2001.

Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Polycera Corporation:

I have audited the accompanying Balance Sheets of Polycera Corporation (a Nevada Corporation) as of December 31, 2000 and 2001, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (the date of inception) through December 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Polycera Corporation as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Merri Nickerson
--------------------
MERRI NICKERSON, CPA
Spokane, Washington
March 20, 2002

                       Polycera Corporation
                   (A Development Stage Company)
          Balance Sheets as of December 31, 2000 and 2001


                                             December 31,    December 31,
                                                    2000            2001
                                             -----------      -----------

ASSETS
Cash                                           $   5,000        $   5,000
                                               ---------        ---------
Total Assets                                   $   5,000        $   5,000

LIABILITIES
Accounts Payable                               $       0        $       0
                                               ---------        ---------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 Shares Outstanding                $   5,000        $   5,000
Paid In Capital In Excess of Par Value                 0                0
(Deficit) Accumulated During Development
   Stage                                               0                0
                                               ---------        ---------
Total Stockholders' Equity                     $   5,000        $   5,000
                                               ---------         --------

Total Liabilities and Stockholders' Equity     $   5,000        $   5,000
                                               =========        =========

See accompanying notes to financial statements.


                            Polycera Corporation
                      (A Development Stage Company)
                         Statements of Operations
               For the Years Ended December 31, 2000 and 2001,
             and the Period from Inception to December 31, 2001

                          Year Ended      Year Ended     Inception to
                         December 31,    December 31,     December 31,
                                2000            2001            2001
                         -----------     -----------    ------------
Operating Revenues       $         0       $       0      $        0

Operating Expenses                 0               0               0
                         -----------     -----------     -----------

Net Income (Loss)        $         0       $       0      $        0

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share      $      0.00       $    0.00      $     0.00

Weighted Average Shares
 Outstanding               5,000,000       5,000,000       5,000,000

See accompanying notes to financial statements.

                              Polycera Corporation
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
                For the Years Ended December 31, 2000 and 2001,
        and the Period from Inception (February 11, 1999)to December 31, 2001

                           Common     Par       Excess of     Retained
                           Shares     Value     Par Value     Earnings
                          ----------  --------- -----------   ----------
Issuance of Common
  Shares Cash at
  $0.001 per Share       5,000,000       5,000           0           --

Net Operating Loss for the
  Period from February 11, 1999
  (date of inception) to
  December 31, 1999            --           --          --            0
                       ----------   ----------   ---------     --------
BALANCE AT
  DECEMBER 31,
  1999                  5,000,000        5,000      $    0      $     0
                        =========        =====      ======      =======
Net Operating Loss for the
  Period from January 1,
  2000 to December 31,
  2000                         --          --           --            0
                       ----------   ---------    ---------    ---------
BALANCE AT
  DECEMBER 31,
  2000                  5,000,000      $ 5,000     $     0      $     0
                        =========      =======     =======      =======
Net Operating Loss for the
  Period from January 1,
  2001 to December 31,
  2001                         --          --           --            0
                       ----------   ---------    ---------    ---------
BALANCE AT
  DECEMBER 31,
  2001                  5,000,000      $ 5,000     $     0      $     0
                        =========      =======     =======      =======

See accompanying notes to financial statements.

                           Polycera Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
              For the Years Ended December 31, 2000 and 2001,
     and the Period from Inception (February 11, 1999) to December 31, 2001

                              Year Ended    Year Ended    Inception to
                             December 31,  December 31,    December 31,
                                    2000          2001            2001
                             -----------   -----------    ------------

Net Income (Loss)            $        0    $    (5,000)    $    (5,000)
                            -----------    -----------     -----------
Net Cash Provided From (Used In)
   Operating Activities               0         (5,000)         (5,000)

Cash Flows From (Used In)
  Financing Activities:
   Common Stock Sold for Cash         0              0           5,000
                            -----------     ----------      ----------

Net Increase (Decrease)
 in Cash                              0         (5,000)               0

Cash at Beginning of Period       5,000          5,000               0
                            -----------     ----------      ----------

Cash at End of Period       $     5,000     $        0      $        0
                            ===========     ==========      ==========

See accompanying notes to financial statements.

                           Polycera Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements
                        December 31, 2000 and 2001

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of December 31, 2000 and December 31, 2001, a total of 5,000,000 shares of Common Stock had been issued and were outstanding.

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

As of December 31, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, POMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has one Director and Officer, and one other control person, as follows:

Name                          Age          Positions and Offices Held
------------------            ---          --------------------------

Kevin Nichols                  43          President, Secretary,
                                           Director

Jeff Nichols                   45          Control Person

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Except as noted each person has sole voting and investment power with respect to the shares shown.

Name and Address                  Amount of                 Percentage
of Beneficial Owner               Beneficial Ownership      of Class
- -------------------               --------------------      --------
Altres Group, LLC (1)(2)               5,000,000              100%
7011 S. Brookshire Ct.
Spokane, WA 99223

Kevin Nichols (1)(2)                   2,500,000               50%
7011 S. Brookshire Ct.
Spokane, WA 99223

Jeff Nichols (1)(2)                    2,500,000               50%
1750 B Grant Avenue
San Francisco, CA 94133

All Executive Officers and
Directors as a Group (1 Person)        2,500,000               50%

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

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 7, 2000 and incorporated herein by reference.
------------------
* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POLYCERA CORPORATION

By: /s/ Kevin Nichols
        -------------
        Kevin Nichols
        President, Chief Financial Officer and Director

Date: March 21, 2002